Form 10-Q
period 1993-11-30
HOOK SUPERX INC
filed 1994-01-14
CIK 823883

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549


                     Quarterly Report under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


          For the Quarter Ended              Commission File Number 1-11122
          November 30, 1993


                                  Hook-SupeRx, Inc.


          A Delaware Corporation             Employer Identification Number
                                                       31-1186877


                                175 Tri-County Parkway
                             Cincinnati, Ohio  45246-3222
                                     513-782-3000




          Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes     x                No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          At December 31, 1993, 20,860,830 shares were outstanding.


               The total number of pages included in this filing is 20.
                       The exhibit index is located on page 19.

                                  HOOK-SUPERX, INC.

                                        INDEX



                                                                          PAGE
                                                                         NUMBER

        PART I.   Financial Information

             Item 1.   -    Financial Statements

                  Consolidated Balance Sheets at November 30, 1993
                    and August 31, 1993                                    1

                  Consolidated Statements of Operations and
                    Accumulated Deficit for the three months ended
                    November 30, 1993 and 1992                             3

                  Consolidated Statements of Cash Flows for the
                    three months ended November 30, 1993 and 1992          4

                  Notes to Consolidated Financial Statements               5


             Item 2.   -    Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                     9



        PART II.  Other Information                                       15

                  Signature                                               16

























                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                (dollars in thousands)



                                         November 30, 1993   August 31, 1993

      ASSETS

      Current Assets
           Accounts receivable, less
             allowances for doubtful
             accounts of $10,954
             and $11,786, respectively        $  38,019           $  73,660
           Inventories                          374,885             337,185
           Prepaid expenses and
             other current assets                21,540               8,532
                                              __________          __________
                Total current assets            434,444             419,377


      Property and Equipment
           Land                                   8,285               8,285
           Buildings                             43,718              42,666
           Store improvements                    65,130              65,108
           Fixtures and equipment               141,748             141,830
           Leased property under
             capital leases                      36,609              27,637
           Leasehold interests                  168,435             162,360
                                              __________          __________
                                                463,925             447,886


           Less allowances for
             accumulated depreciation
             and amortization                  (201,420)           (192,463)
                                              __________          __________
                                                262,505             255,423


      Other Assets                               37,788              42,799
                                              __________          __________
                                              $ 734,737           $ 717,599
                                              ==========          ==========







                   See Notes to Consolidated Financial Statements.


                                          1



                                   HOOK-SUPERX, INC.
                              CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)
                   (dollars in thousands, except per share amounts)



                                            November 30, 1993   August 31, 1993

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities
         Notes payable under revolving
            credit commitment                    $  66,000           $  81,000
         Current portion of long-term debt          15,042              17,642
         Current portion of obligations
            under capital leases                     3,050               1,910
         Accounts payable
            Trade                                  132,428             106,406
            Related parties                          7,578              10,166
         Accrued liabilities
            Payroll and related taxes               45,162              50,305
            State and local taxes
               other than income                    16,880              17,861
            Restructuring costs                     16,190              18,851
            Other                                   47,515              28,543
                                                 __________          __________
                 Total current liabilities         349,845             332,684

       Long-term debt                              247,358             247,358
       Obligations under capital leases             30,720              23,606
       Deferred credits and other liabilities       26,143              26,497
                                                 __________          __________
                 Total liabilities                 654,066             630,145

       Commitments and contingency

       Stockholders' Equity
         Preferred stock, par value $.01;
            10,000,000 shares authorized,
            none issued
         Common stock, par value $.01;
            Authorized 100,000,000 shares;
            Issued:  November 30, 1993-20,856,756
                     August 31, 1993-20,839,930        209                 208
         Additional paid in capital                134,947             134,831
         Accumulated deficit                      ( 54,346)           ( 47,440)
         Stockholders' notes receivable           (     21)           (    127)
         Treasury stock, at cost
            (November 30, 1993 - 49,166 shares
            August 31, 1993 - 15,833 shares)      (    118)           (     18)
                                                 __________          __________
                 Total stockholders' equity         80,671              87,454
                                                 __________          __________
                                                 $ 734,737           $ 717,599
                                                 ==========          ==========

                   See Notes to Consolidated Financial Statements.


                                          2
                          HOOK-SUPERX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                 FOR THE THREE MONTHS ENDED NOVEMBER 30, 1993 AND 1992
                                      (UNAUDITED)
                   (dollars in thousands, except per share amounts)

                                                             November 30,
                                                          1993          1992
                                                                     (Restated)

     Net sales                                         $ 567,877      $ 544,129
     Cost of merchandise sold,
       including distribution costs                      402,811        381,557
                                                       __________     __________
          Gross profit                                   165,066        162,572

     Costs and Expenses
       Selling, general and administrative               134,516        132,429
       Rent                                               16,768         16,040
       Depreciation and amortization                       9,089          8,284
       Interest                                            7,539          7,843
                                                       ___________    __________
          Loss before income taxes and
            cumulative effect
            of accounting change                        (  2,846)      (  2,024)
     Income taxes (benefit)                             (  1,132)
                                                       ___________    __________
          Loss before cumulative effect of
            accounting change                           (  1,714)      (  2,024)
     Cumulative effect of change in method
       of accounting for income taxes                   (  5,192)
     Cumulative effect of change in method
       of accounting for postretirement benefits
       other than pensions                                             ( 18,612)
                                                       __________     __________
           Net loss                                    $(  6,906)     $( 20,636)
                                                       ===========    ==========
     Loss per share:
       Before cumulative effect
         of accounting change                            $(.08)         $(.10)
       Per share effect of cumulative effect
         of accounting change                             (.25)          (.89)
                                                         ______         ______
           Net loss                                      $(.33)         $(.99)
                                                         ======         ======

     Weighted average number of
       shares outstanding                             20,986,516     20,904,980
                                                      ==========     ==========
       Accumulated deficit
       Beginning of period                             $(47,440)      $( 25,209)
       Net loss                                         ( 6,906)       ( 20,636)
                                                       _________      __________
       End of period                                   $(54,346)      $( 45,845)
                                                       =========      ==========

                   See Notes to Consolidated Financial Statements.


                                          3
                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                    THREE MONTHS ENDED NOVEMBER 30, 1993 AND 1992
                                     (UNAUDITED)
                                (dollars in thousands)
                                                          1993          1992
                                                                     (Restated)
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                     $(  6,906)     $( 20,636)
          Adjustments to reconcile net loss to
            net cash used in operating activities:
               Cumulative effect of change in
                 accounting for income taxes               5,192
               Cumulative effect of change in
                 accounting for postretirement
                 benefits other than pensions                            18,612
               Depreciation and amortization               9,089          8,284
               Loss on sale of equipment                     471             44
               Increase in deferred income taxes        (    513)      (  3,520)
               Other, net                                    118       (    270)
               Changes in operating assets and
                 liabilities:
                    Increase in accounts receivable     (  2,859)      ( 12,067)
                    Increase in inventories             ( 37,700)      ( 48,725)
                    Increase in prepaid expenses
                      and other current assets          (  2,700)      (  2,699)
                    Increase in accounts payable          23,434         53,608
                    Decrease in accrued liabilities     (  2,858)      (  4,933)
                                                        _________      _________
                         NET CASH USED IN
                           OPERATING ACTIVITIES         ( 15,232)      ( 12,302)
                                                        _________      _________
     CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment                            (  2,175)      (  7,498)
       Proceeds from sale of receivables                  36,000
       Other, net                                       (    285)      (  1,162)
                                                        _________      _________
                         NET CASH PROVIDED BY (USED
                           IN) INVESTING ACTIVITIES       33,540       (  8,660)
                                                        _________      _________
     CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from short-term borrowings              163,000        137,000
        Reduction of short-term borrowings              (178,000)      (108,000)
        Repayments of obligations under
          capital leases                                (    745)      (    382)
        Repayments of long-term debt                    (  2,600)      (  3,000)
        Other, net                                            37              5
                                                        _________      _________
                         NET CASH (USED IN) PROVIDED
                           BY FINANCING ACTIVITIES      ( 18,308)        25,623
                                                        _________      _________
        INCREASE (DECREASE) IN CASH                                       4,661
        CASH, BEGINNING OF PERIOD
                                                       __________     __________
        CASH, END OF PERIOD                            $              $   4,661
                                                       ==========     ==========

                   See Notes to Consolidated Financial Statements.

                                           4
                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)

        NOTE A -- Consolidated Financial Statements

             The consolidated financial statements have been prepared by the Company, without audit, in accordance with generally accepted accounting principles and in the opinion of management include all adjustments necessary for a fair presentation of results of operations for the periods presented. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. It is management's belief that the disclosures made are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended August 31, 1993, and the notes thereto.

             Inventories are stated at the lower of LIFO cost or market utilizing the retail and average cost methods. If these inventories had been valued on the first-in, first-out method of inventory valuation, the inventory values would have been approximately $69,687 and $67,287 higher at November 30, 1993 and August 31, 1993, respectively. The LIFO charge to operations for the three months ended November 30, 1993 and 1992 was $2,400 and $3,163, respectively.

             The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash paid for interest was approximately $3,256 and $3,907 for the three months ended November 30, 1993 and 1992, respectively. During the three months ended November 30, 1993 and 1992, the Company entered into capital lease obligations amounting to $9,000 and $449, respectively. The current year capital lease obligation entered into by the Company relates to equipment leased in connection with the Company's expansion to the Midwestern distribution facility.

             During the fourth quarter of Fiscal 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions. Consistent with the provisions of this statement, when adoption of this statement is in any quarter other than the first, the adoption is effective as of the beginning of the fiscal year of adoption. Accordingly, the Company has restated the operating results for the first quarter of Fiscal 1993 to give effect to this adoption as of the beginning of the fiscal year. The result of this restatement on the three months ended November 30, 1992, was an increase of $18,939 ($18,612 cumulative effect of an accounting change plus $327 current year effect of this change) in the previously reported net loss for this period.





                                          5

                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)
                   (dollars in thousands, except per share amounts)

        NOTE B -- Income Taxes

             In February 1992, the Financial Accounting Standards Board issued SFAS No. 109 - Accounting for Income Taxes. This statement requires a change from the deferred method of accounting for income taxes (as previously required by Accounting Principles Board Opinion ("APB") No.
        11) to the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the carrying amount of assets and liabilities for financial reporting purposes and the tax bases of these assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. The Company adopted the provisions of SFAS No. 109 on September 1, 1993, and recorded the change in accounting for income taxes as the cumulative effect of an accounting change in the Consolidated Statements of Operations for the three months ended November 30, 1993. The cumulative effect of this adoption was a charge of $5,192 or $.25 per share. Prior year financial statements have not been restated to apply the provisions of SFAS No. 109.

             The net current and non-current components of deferred income taxes recognized in the balance sheet at November 30, 1993 are as follows:

                  Net current asset             $10,713
                  Net non-current asset           4,985
                                                _______
                       Net asset                $15,698
                                                =======
             The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at November 30, 1993 are as follows:
                                                Deferred Tax      Deferred Tax
                                                   Assets          Liabilities

                  Capital leases                $  8,930            $ 6,461
                  Postretirement benefits
                    other than pensions            6,972
                  Depreciation and amortization    2,478             17,281
                  Inventories                      2,728              6,944
                  Bad debts                        4,068
                  Accrued liabilities             12,424
                  Restructuring reserve            6,640
                  Tax credits                      4,133
                  Other                            5,737              2,549
                                                _________           ________
                                                  54,110             33,235
                  Valuation allowance            ( 5,177)
                                                _________           ________
                       Total                    $ 48,933            $33,235
                                                =========           ========

                                          6
                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)

        NOTE B -- Income Taxes - (Continued)

             The valuation allowance relates to certain future deductible items in excess of future taxable items that are not expected to be realized.

             Under the provisions of SFAS No. 109, assets and liabilities acquired in purchase business combinations are assigned their fair values and deferred taxes are provided for differences between the fair values and the tax bases of these assets and liabilities. Under APB No. 11, values assigned were net of tax. In adopting SFAS No. 109, the Company adjusted the carrying amounts of certain assets and liabilities of Brooks, acquired in June 1988. Pre-tax income from operations for the three months ended November 30, 1993, was not materially affected by this adjustment.

             The Company and its subsidiaries file a consolidated income tax return. The Company's Federal income tax benefit for the three months ended November 30, 1993 was $996. Federal income taxes were based upon the estimated annual effective tax rate, which approximates the Federal statutory tax rate. The Company recorded a benefit for state and local income taxes for the three months ended November 30, 1993 of $136. State income tax expense was based upon the estimated annual effective tax rate.

             The components of the income tax benefits are as follows:

                  Current
                       Federal                       $(  483)
                       State and local                (  136)
                                                     _________
                            Total current             (  619)
                                                     _________
                  Deferred
                       Federal                        (  513)
                       State and local
                                                     _________
                            Total deferred            (  513)
                                                     _________
                  Total                              $(1,132)
                                                     =========

             During the three months ended November 30, 1993 and 1992, the cash paid for income taxes (Federal, state and local) was $125 and $6, respectively. During the three months ended November 30, 1993, the Company received a state income tax refund of $150 and during the three months ended November 30, 1992 a Federal income tax refund of $1,500, due to the overpayment of estimated income taxes.

                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)


        NOTE C -- Subsequent Events

             In December 1993, the Company entered into a nine year contract with Hughes Network Systems, Inc. to install and maintain an interactive satellite communications network for all of the Company's stores. Upon expiration of the initial contract term, the contract will continue on a year to year basis, unless otherwise terminated by either party on written notice given at least 60 days prior to the end of the initial term or any subsequent renewal term. Charges to the Company under this contract will include monthly service charges subject to adjustment for, among other things, certain variances from the annual targeted number of satellite systems installed within the targeted installation period or the total number of satellite systems installed at the end of the target period. Subject to these adjustments, the aggregate amount payable by the Company during the initial nine year contract period is approximately $21,000 comprised of approximately $12,000 for rental of equipment and $9,000 for maintenance of the network and usage of system. During Fiscal 1994, the Company expects to install satellite communications equipment in approximately 90 stores and this equipment is expected to be installed in the remaining Company stores as the Company implements its point-of-sale scanning technology during Fiscal 1995 and 1996.

             Also in December 1993, the Company entered into an agreement with one of its vendors which will have exclusive rights to provide certain products and services to the Company for a period of at least five years. The agreement requires the Company to purchase a minimum dollar amount of products and/or services from the vendor. In the event that the Company has not met this minimum purchase amount by the end of five years, the term of the agreement is extended in one year increments until the end of the year in which the minimum purchase is met. Pursuant to this agreement, on January 14, 1994 the Company will receive cash proceeds approximating $40,000 which the Company will utilize to reduce the borrowings outstanding under the revolving line of credit. For financial reporting purposes, the Company plans to reflect this cash prepayment as deferred revenue and to recognize the income over the 60 month term of the agreement. The terms relating to the Company's purchase of products and services from the vendor under this agreement, in the opinion of management, are no less favorable to the Company than the Company's arrangements with the vendor prior to the Company entering into this agreement.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Results of Operations for Hook-SupeRx, Inc. and Subsidiaries for the three months ended November 30, 1993, compared to Results of Operations for the three months ended November 30, 1992.


             At November 30, 1993, the Company operated 1,115 drug stores and 33 home health care centers ("HHC"), as compared with 1,152 drug stores and 32 HHCs at November 30, 1992.

             Net sales for the three months ended November 30, 1993 were $23.7 million or 4.4% above net sales for the same period of the prior year. Sales increases from stores opened one year or more were 4.5% over the same period of the prior year. The increase in net sales of 4.4% is less than the comparable store sales increase as a result of operating thirty-six fewer stores this fiscal year as compared to the same time of the prior year. During the three months ended November 30, 1993, the Company opened 10 new stores and closed 19 (14 of which were closed in connection with the Asset Divestiture Program implemented during Fiscal 1993 and the remaining stores were closed in the normal course of business), as compared with 27 new store openings and 9 closings during the comparable period of the prior year.

             Prescription sales,  as a percentage  of net sales,  continued to increase during this three month period. For the three months ended November 30, 1993, prescription sales increased 9.7% over the prior year to $302.9 million, which represented 53.3% of net sales, as compared with $276 million or 50.7% of net sales for the prior year. This sales growth in prescription sales is a trend which the Company expects will continue because of the (a) aging of the U.S. population and the corresponding increased use of prescription drugs by the elderly, (b) development of new pharmaceutical products and new applications of existing drugs, (c) continued pursuit of new customer segments such as mail order, nursing homes and third party payor arrangements and (d) to a lesser extent, price inflation for pharmaceuticals. For the three months ended November 30, 1993, the Company experienced lower levels of price inflation on pharmaceuticals than in the same period of the prior year. This lower level of price inflation is a trend which the Company expects to continue, at least for the foreseeable future, as a result of the increased emphasis placed on limiting price increases by the pharmaceutical manufacturers, thereby adversely affecting the rate of the Company's sales growth.

             For the three months ended November 30, 1993, prescription sales to third party payors increased 17.9% over the prior year to $152.6 million or 50.4% of total prescription sales, as compared with $129.4 million or 46.9% of total prescription sales for the same period of the prior year. Excluded from the third party sales amounts above are amounts received directly from customers pursuant to third party arrangements which require the customer to contribute a portion of the sales price. The Company expects prescription sales to third party payors to continue to increase, both in absolute terms and as a

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)

        percentage of total prescription sales, as a result of anticipated new third  party payor arrangements  and continued  migration of non-third party pharmacy  customers to third  party  plans.  The Company  cannot predict when or  if any health  care  reform  will  be  enacted by the
	       Federal  government,   or  the  form  that  such  reform  would  take.
        However,   the   Company   believes  that  market  forces  will  cause
        prescription sales to third party  payors to  continue  to increase as
        a percentage of total prescription  sales and any   legislated  health
        care  reform  may  accelerate  that  trend.   In  addition,  increased
        competition has led  to  declining gross profit margins on third party prescription sales.  The increasing levels of third party prescription sales have resulted in  a  decline in  gross  profit  margin, as gross profit margins on sales to third party payors are typically lower than those on non-third party sales. In addition, increased competition has led to  declining gross profit  margins on  third  party  prescription sales.  The Company expects the trend of gross  profit margin  erosion relating to third party prescription sales to continue,  at least  for
        the  foreseeable  future.   The  Company  is  developing strategies to
        mitigate  this  erosion.  An  example  is  to  encourage  the  use  of generic pharmaceuticals, when available, in filling the  prescription.
        Typically,  generic drugs  have a  higher  gross  profit  margin  than
        non-generic  drugs.    In addition  to  the adverse effect third party
        prescription  sales  have  on  gross  profit  margin,  these sales are predominately  sales  on  credit.  On  November 2, 1993,  the  Company implemented a program to sell, on a  continuous  basis, certain of its third party accounts receivable. The proceeds from these sales will be utilized to reduce borrowings  under the Company's  revolving  line of credit.  See "Liquidity and Capital Resources."  At November 30, 1993,
        third party  accounts receivable, net of allowance, amounted to  $14.0 million,  as  compared  with  $53.3  million,  net  of  allowance,  at
        November 30,  1992.  The primary reason for the decline in third party accounts receivable from November 30, 1992 to November 30, 1993 is the accounts receivable sales program.

             Cost of merchandise sold, as a percentage of net sales, for the three months ended November 30, 1993 was 70.9%, as compared with 70.1% for the same period of the prior year. One of the principal reasons for the decline in gross profit margin, from 29.9% to 29.1%, was the duplicate warehouse and distribution expenses incurred by the Company arising from the transition away from its current warehouse and distribution arrangement with Peyton's, Inc. ("Peytons") for the Company's SupeRx stores into the enlarged Midwestern warehouse and distribution facility operated by the Company. The Company currently provides seasonal and promotional product to all of its SupeRx stores from this facility while still utilizing Peyton as the product source to its SupeRx stores for everyday product. The duplicate warehouse and distribution expenses incurred during this quarter, which were estimated to be approximately $3 million, represent the cost of continuing the arrangement with Peyton for distribution of everyday product to the SupeRx stores. The Company currently expects to continue to incur similar amounts of duplicate warehouse and distribution expenses through at least the second quarter which ends

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)


        February 28, 1994. However, as the Company moves further into its transition away from Peyton these duplicate costs will be reduced. In January 1994, the Company began shipment of everyday product to its SupeRx stores from its Midwestern warehouse and distribution facility with the full transition from Peyton expected to be completed by March or April 1994. The remaining decline in gross profit margin was primarily due to the continuing shift of prescription sales to lower gross margin third party prescription sales. The Company believes that as the absolute and percentage amount of prescription sales to third party payors continues to increase, gross profit margins will continue to be under downward pressures. However, as has been previously mentioned, the Company is continually developing plans to mitigate the downward pressures placed on gross profit margins as a result of the above mentioned situation. For the three months ended November 30, 1993, the Company recorded a LIFO charge to operations of $2.4 million, as compared with $3.2 million for the same period of the prior year. The smaller LIFO charge, this quarter when compared with the same quarter of the prior year, is the result of declining rates of inflation on the Company's inventory purchases, primarily pharmaceuticals. At November 30, 1993 and 1992, LIFO inventories were approximately $69.7 million and $64.2 million, respectively, less than the amount of such inventories valued on a FIFO basis.

             Selling, general and administrative expenses, as a percentage of net sales, were 23.7% as compared with 24.3% for the same period of the prior year. This decline in selling, general and administrative expenses, as a percentage of net sales, was primarily due to more stringent cost control measures combined with the benefits derived from the Company's ongoing consolidation efforts, as well as the elimination of costs previously incurred by stores which were closed as part of the Company's Asset Divestiture Program undertaken in Fiscal 1993. Additionally, during the three months ended November 30, 1992, the Company opened significantly more stores than were opened during the three months ended November 30, 1993, resulting in increased advertising and store pre-opening expenses, which adversely affected selling, general and administrative expenses, as a percentage of net sales, for the three months ended November 30, 1992.

             Interest expense, as a percentage of net sales, was 1.3% as compared with 1.4% for the comparable period of the prior year. This improvement was primarily the result of lower amounts outstanding under the Company's revolving line of credit and lower rates of interest on both the Company's bank term debt and the revolving line of credit. As was previously indicated, on November 2, 1993, the Company implemented a four year program to sell up to $75 million of its health care receivables on a continuous basis. The proceeds from these sales are applied to reduce the level of borrowings under the

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)

        Company's revolving line of credit. As of November 30, 1993, the Company has completed two such sales and received $36 million in proceeds. On January 14, 1994, the Company will receive a cash prepayment of approximately $40 million from a vendor. This cash will be used to reduce the Company's borrowings under the revolving line of credit. See "Notes to Consolidated Financial Statements."

             As was previously indicated, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 - Accounting for Income Taxes, as of September 1, 1993. See "Notes to Consolidated Financial Statements." For the three months ended November 30, 1993, the Company has recorded an income tax benefit of $1.1 million which was based upon the estimated annual effective tax rate for both Federal and state purposes of approximately 40%.

             During the fourth quarter of Fiscal 1993, the Company adopted SFAS No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions. Consistent with the provisions of this statement, when adoption of this statement is in any quarter other than the first, the adoption is effective as of the beginning of the fiscal year, September 1, 1992 in this instance. See "Notes to Consolidated Financial Statements."

        Liquidity and Capital Resources

             During the three months ended November 30, 1993, the Company had additions to property and equipment of approximately $2.2 million, as compared with approximately $7.5 million for the same period of the prior year. These additions consisted primarily of capital expenditures for new store openings and remodeling of existing stores. The amount reflected above for the three months ended November 30, 1992 includes not only amounts for new store openings and remodels of existing stores but also amounts related to the construction of the expanded Midwestern warehouse and distribution facility, for which construction was completed in September 1993. As previously indicated, for the three months ended November 30, 1993, the Company opened 10 new stores and closed 19 (14 of which were closed in connection with the Asset Divestiture Program), compared with 27 new store openings and 9 closings for the same period during the prior year.

             During the three months ended November 30, 1993, the Company made a required prepayment of $2.6 million on its senior bank debt based upon Available Cash Flow with respect to Fiscal 1993 cash flow. At November 30, 1993, the Company had $117.4 million outstanding under the bank term loan, of which $15 million is reflected as current portion of long-term debt.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)



             For the three months ended November 30, 1993, borrowings under the Company's revolving line of credit have ranged from $55 million to $98 million, with an average amount outstanding for this period of $81 million, as compared with a range of $74 million to $101 million and an average balance outstanding of $89 million for the comparable period of the prior year. On January 7, 1994, the balance outstanding under the revolving line of credit was $51 million. The primary reason for the significant change in the range of the outstanding balance and the average balance outstanding under the revolving line of credit from the prior year is the health care receivable sales program implemented by the Company. As was previously indicated, on November 2, 1993, the Company implemented a four year program to sell, on a continuous basis, up to $75 million of its health care receivables. Proceeds for these such sales during this three month period were $36 million. Borrowings under the revolving line of credit vary based upon the seasonal needs of the Company, which are typically higher during the Company's first and second fiscal quarters due to increases in inventories to support the holiday season merchandise needs, and third party accounts receivable caused by higher level of pharmacy sales during the cough, cold and flu season.

             The Company from time to time, reviews the terms of its senior credit facility to determine whether changes should be sought in light of changing circumstances or to take advantage of opportunities in the market place.

             On January 14, 1994, the Company will receive a cash prepayment approximating $40 million from a vendor. This cash will be used to reduce the borrowings outstanding on the Company's revolving line of credit. See "Notes to Consolidated Financial Statements."

             In December 1993, the Company entered into a nine year contract with Hughes Network Systems, Inc. to install and maintain an interactive satellite communications network for all of the Company's stores. After expiration of the initial contract term, this contract will continue on a year to year basis, unless otherwise terminated by either party upon written notice given at least 60 days prior to the end of the initial term or any subsequent renewal term. See "Notes to Consolidated Financial Statements." The Company intends to utilize this satellite communications equipment as a replacement to its existing store level data communications equipment and currently expects to realize cost benefits relating to this replacement in subsequent years.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)


             In November 1992, the Financial Accounting Standards Board issued SFAS No. 112 - Employers' Accounting for Postemployment Benefits. This statement establishes accounting standards for employers who provide benefits to former or inactive employees, their beneficiaries or covered dependents, after employment but before retirement. Postemployment benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including workers compensation), job training and counseling and health and welfare benefit continuation. This statement requires employers to recognize the obligation to provide postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to these benefits vest or accumulate, payment is probable and the amount of the benefit is reasonably estimated. Currently, the Company is not required to adopt the provisions of SFAS No. 112 until its fiscal year ending August 31, 1995; however, it will consider early adoption in accordance with the provisions of this statement. The Company has completed its initial review of this statement and believes it will not have a material effect on the results of operations upon adoption.

                             PART II - OTHER INFORMATION



        Item 1.   Legal Proceedings

                       None

        Item 2.   Changes in Securities

                       None

        Item 3.   Defaults Upon Senior Securities

                       None

        Item 4.   Submission of Matters to a Vote of Security Holders

                       None


        Item 5.   Other Information

                       None

        Item 6.   Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       11.1 Statement Regarding Computation of Per Share Loss


                  (b)  Reports on Form 8-K

                       None

                                      SIGNATURE



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Hook-SupeRx, Inc.
                                           (Registrant)




        January 13, 1994                   /s/ Timothy M. Mooney
             (date)                        Timothy M. Mooney
                                           Senior Vice President
                                           Chief Financial Officer