Form 10-Q
period 1994-02-28
HOOK SUPERX INC
filed 1994-04-14
CIK 823883

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549


                     Quarterly Report under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


          For the Quarter Ended              Commission File Number 1-11122
          February 28, 1994


                                  Hook-SupeRx, Inc.


          A Delaware Corporation             Employer Identification Number
                                                       31-1186877


                                175 Tri-County Parkway
                             Cincinnati, Ohio  45246-3222
                                     513-782-3000




          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes     x                No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          At March 31, 1994 20,873,104 shares were outstanding.


              The total number of pages included in this filing is  21.
                       The exhibit index is located on page  20.





                                  HOOK-SUPERX, INC.

                                        INDEX



                                                                          PAGE
																																																																								NUMBER
       PART I.   Financial Information

             Item 1.   -    Financial Statements

                  Consolidated Balance Sheets at February 28, 1994
                    and August 31, 1993                                      1

                  Consolidated Statements of Operations and
                    Accumulated Deficit for the three months and
                    six months ended February 28, 1994 and 1993              3

                  Consolidated Statements of Cash Flows for the six
                    months ended February 28, 1994 and 1993                  4

                  Notes to Consolidated Financial Statements                 5


             Item 2.   -    Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                       8



       PART II.  Other Information                                         15

                 Signature                                                 17






                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                (dollars in thousands)

                                           February 28, 1994   August 31, 1993

        ASSETS

        Current Assets
             Cash                               $   4,169
             Accounts receivable, less
               allowances for doubtful
               accounts of $11,476 and
               $11,786, respectively               44,217      $  73,660
             Inventories                          372,481        337,185
             Prepaid expenses and
               other current assets                18,348          8,532
                  Total current assets            439,215        419,377


        Property and Equipment
             Land                                   8,285          8,285
             Buildings                             41,758         42,666
             Store improvements                    65,979         65,108
             Fixtures and equipment               144,111        141,830
             Leased property under
               capital leases                      36,636         27,637
             Leasehold interests                  165,764        162,360
                                                  462,533        447,886


             Less allowances for
               accumulated depreciation
               and amortization                  (206,027)      (192,463)
                                                  256,506        255,423


        Other Assets                               46,196         42,799

                                                $ 741,917      $ 717,599


        See Notes to Consolidated Financial Statements.









																				     HOOK-SUPERX, INC. AND SUBSIDIAIRES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)

                                           February 28, 1994   August 31, 1993

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
       Notes payable under revolving
          credit commitment                     $  40,000        $   81,000
       Current portion of long-term debt           15,042            17,642
       Current portion of obligations
          under capital leases                      3,025             1,910
       Accounts payable
          Trade                                   113,978           106,406
          Related parties                           4,876            10,166
       Accrued liabilities
          Payroll and related taxes                52,022            50,305
          State and local taxes
             other than income                     18,535            17,861
          Restructuring costs                      11,404            18,851
          Other                                    46,182            28,543
               Total current liabilities          305,064           332,684

     Long-term debt                               247,358           247,358
     Obligations under capital leases              30,021            23,606
     Deferred credits and other liabilities        69,618            26,497
               Total liabilities                  652,061           630,145

     Commitments and contingency

     Stockholders' Equity
       Preferred stock, par value $.01;
          10,000,000 shares authorized,
          none issued
       Common stock, par value $.01;
          Authorized 100,000,000 shares;
          Issued: February 28, 1994-20,912,578
                  August 31, 1993-20,839,930          209               208
       Additional paid in capital                 135,214           134,831
       Accumulated deficit                       ( 45,428)         ( 47,440)
       Stockholders' notes receivable            (     21)         (    127)
       Treasury stock, at cost
          (February 28, 1994 - 49,166 shares
           August 31, 1993 - 15,833 shares)      (    118)         (     18)
               Total stockholders' equity          89,856            87,454
                                                $ 741,917         $ 717,599

     See Notes to Consolidated Financial Statements.



Consolidated Statements of Operations and Accumulated Deficit (Unaudited)
																						   HOOK-SUPERX, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
         FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 1994 AND 1993
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)


                                    Three Months Ended        Six Months Ended
	                              							February 28,              February 28,
                                   1994           1993        1994         1993
                                               (Restated)                (Restated)

   Net sales                     $613,856       $605,267   $1,181,733   $1,149,396
   Cost of merchandise sold,
     including distribution costs 428,264        419,393      831,075      800,950
        Gross profit              185,592        185,874      350,658      348,446
   Costs and Expenses
    Selling, general and
      administrative              136,836        136,337      271,352      268,766
    Rent                           17,064         17,051       33,832       33,091
    Depreciation and amortization   9,644          8,568       18,733       16,852
    Interest                        7,194          8,332       14,733       16,175
  		   Income before income taxes,
          extraordinary item and
          cumulative  effect of
          accounting change        14,854         15,586       12,008       13,562
   Income taxes                     5,936          5,409        4,804        5,409

        Income before extraordinary
          item and cumulative effect
          of accounting change      8,918         10,177        7,204        8,153
   Extraordinary item resulting from
     income tax benefit from
     utilizing net operating loss
     carryforward                                  4,674                     4,674
   Cumulative effect of change in
     method of accounting for
     income taxes                                            (  5,192)
   Cumulative effect of a change in
     method of accounting for post-
     retirement benefits other than
     pensions                                                            (  18,612)
        Net income (loss)        $  8,918       $ 14,851   $     2,012  $(   5,785)
   Income (loss) per share:
     Before extraordinary item and
       cumulative effect of
       accounting change            $ .42         $ .47           $  .33   $ .38
     Per share effect of extraordinary
       item resulting from net
       operating loss carryforward                  .22                      .22
     Per share effect of cumulative
       effect of accounting change                                 (.24)    (.87)
             Net income (loss)
               per share            $ .42         $ .69           $  .09   $(.27)

   Weighted average number of
     shares outstanding           21,433,864    21,638,600  21,392,974  21,501,631

   Accumulated deficit
     Beginning of period         $(54,346)      $(45,845)  $(47,440)    $(25,209)
     Net income (loss)              8,918         14,851      2,012       (5,785)
     End of period               $(45,428)      $(30,994)  $(45,428)    $(30,994)



                   See Notes to Consolidated Financial Statements.

                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                     SIX MONTHS ENDED FEBRUARY 28, 1994 AND 1993
                                     (UNAUDITED)
                                (dollars in thousands)

                                                   1994           1993
                                                               (Restated)
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                          $   2,012      $(  5,785)
     Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
        Cumulative effect of change in
          accounting for income taxes               5,192
        Cumulative effect of change in
          accounting for postretirement
          benefits other than pensions                            18,612
        Depreciation and amortization              18,733         16,852
        Loss on sale of equipment                   1,725            158
        Proceeds from vendor contract              40,153
        Increase in deferred income taxes        (  6,109)      (  5,103)
        Other, net                               (    879)      (    508)
        Changes in operating assets and
          liabilities:
             Increase in accounts receivable     (  9,056)      ( 17,517)
             Increase in inventories             ( 35,296)      (  8,921)
             Increase in prepaid expenses and
               other current assets              (  4,370)      (  3,808)
             Increase in accounts payable           2,282          2,030
             Increase in accrued liabilities        4,553          1,262
                  NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES           18,940       (  2,728)

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment          (  6,790)      ( 19,112)
     Proceeds from sale of receivables             36,000
     Proceeds from sale of equipment                    8            334
     Other, net                                       813       (  5,168)
                  NET CASH PROVIDED BY (USED IN)
                    INVESTING ACTIVITIES           30,031       ( 23,946)

   CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term borrowings          283,000        285,000
     Reduction of short-term borrowings          (324,000)      (257,000)
     Repayments of obligations under
       capital leases                            (  1,469)      (    797)
     Proceeds from increase in term loan                          15,000
     Repayments of long-term debt                (  2,600)      ( 15,125)
     Other, net                                       267            198
                  NET CASH (USED IN) PROVIDED BY
                    FINANCING ACTIVITIES         ( 44,802)        27,276

      INCREASE IN CASH                              4,169            602
      CASH, BEGINNING OF PERIOD
      CASH, END OF PERIOD                       $   4,169      $     602

                   See Notes to Consolidated Financial Statements.

                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)

          NOTE A -- Consolidated Financial Statements

               The consolidated financial statements  have been prepared by the Company, without audit, in accordance with generally accepted accounting principles  and in  the opinion of  management include all adjustments necessary for a  fair presentation of the results of operations for the  periods presented.  Pursuant to  the rules and  regulations  of  the  Securities  and  Exchange  Commission, certain information and footnote disclosures normally included in consolidated financial  statements  prepared in  accordance  with generally  accepted accounting  principles  have been  omitted or
          condensed.   It is management's belief  that the disclosures made
          are adequate  to make  the information presented  not misleading.
          It is recommended that these consolidated financial statements be read in  conjunction with  the consolidated financial  statements for the year ended August 31, 1993, and the notes thereto.

               Inventories are stated at  the lower of LIFO cost  or market
          utilizing  the  retail  and  average  cost  methods.    If  these
          inventories had been valued on the  first-in, first-out method of
          inventory  valuation,  the  inventory  values   would  have  been
          approximately $70,292 and $67,287 higher at February 28, 1994 and
          August 31, 1993, respectively.  The LIFO charge to operations was
          $605 and $1,600  for the three  months and $3,005 and  $4,763 for the six months ended February 28, 1994 and 1993, respectively.

               The Company considers all liquid investments with a maturity of  three months or less  when purchased to  be cash equivalents.
          Cash  paid for  interest was  $11,083 and  $11,908 for  the three months and $14,339  and $15,815 for the six months ended February
          28, 1994  and 1993, respectively.    During the  six months ended
          February  28,  1994,  the  Company  entered  into  capital  lease obligations of $9,000, relating to equipment leased in connection with  the  Company's  expansion to  the  Midwestern  distribution
          facility.   For the same six  month period of the  prior year the
          Company  entered  into  capital lease  obligations  amounting  to
          $1,150.

               During the fourth quarter of Fiscal 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.
          106 - Employers' Accounting for Postretirement Benefits Other than Pensions. Consistent with the provisions of this statement, when adoption of this statement is in any quarter other than the first, the adoption is effective as of the beginning of the fiscal year of adoption. Accordingly, the Company has restated the operating results for the three months and six months ended
          February 28, 1993 to give effect to this adoption as of the beginning of the fiscal year. The result of this restatement on the three months and six months ended February 28, 1993 was a reduction of $327 and $19,266, respectively, in the previously reported net income for these periods. The amount for the six months then ended principally reflects the cumulative effect of the accounting change.


                         HOOK-SUPERX, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)
                                     (Continued)


          NOTE B -- Income Taxes

               In February 1992,  the Financial Accounting Standards  Board
          issued  SFAS No.  109  -  Accounting  for  Income  Taxes.    This
          statement  requires   a  change  from  the   deferred  method  of
          accounting for income taxes (as previously required by Accounting
          Principles Board Opinion ("APB") No. 11) to the liability method.
          Under the liability method,  deferred income taxes are recognized for the  tax consequences of "temporary  differences" by applying enacted  statutory  tax  rates  applicable  to  future  years  to differences between the carrying amount of assets and liabilities for  financial  reporting purposes  and  the tax  bases  of these
          assets  and liabilities.    Under SFAS  No.  109, the  effect  on
          deferred taxes  of a  change in  tax rates is  recognized in  the period that includes the enactment date.  The Company adopted the provisions of SFAS No. 109 on September 1, 1993, and recorded the change in accounting for income taxes as the cumulative effect of an accounting change in the Consolidated Statements of Operations
          for  the  six months  ended February  28,  1994.   The cumulative
          effect of this adoption was a charge of $5,192 or $.24 per share.
          Prior year  financial statements have not been  restated to apply the provisions of SFAS No. 109.

               The Company's effective income tax rate was 40% for the three months and six months ended February 28, 1994, as compared with 35.5% and 39.7% for the three months and six months ended
          February 28, 1993, respectively. The effective rate differs from the Federal statutory rate of 35% primarily due to state and local income taxes.

               During the three months and six months ended February 28, 1993, the Company utilized approximately $13,500 of net operating loss carryforwards for financial reporting purposes and the related tax benefit of approximately $4,912 was reflected as an extraordinary item in the Consolidated Statements of Operations and Accumulated Deficit.

               Cash  paid for income  taxes (Federal, state  and local) was
          $1,387  and  $1,006 for  the three  months  ended and  $1,512 and
          $1,012  for  the six  months ended  February  28, 1994  and 1993,
          respectively.   During the six months ended February 28, 1994 the
          Company received a state income tax refund of $150 and during the six months ended February 28, 1993 a Federal income tax refund of
          $1,500, due to the overpayment of estimated income taxes.









                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)
                                     (Continued)



          NOTE C -- Subsequent Event

               On  April 1,  1994, the  Company entered  into a  definitive merger  agreement with  Revco  D.S., Inc.  ("Revco") pursuant  to which Revco has agreed  to acquire all of the  outstanding common stock  of the Company for $13.75  per share.  Stockholders of HSI owning approximately 49%  of the outstanding common  stock of HSI
          have agreed  to vote  in  favor of  the  transaction.     Revco's
          obligation  to consummate  this transaction  is subject  to Revco raising up  to  $175  million  through  the  issuance  of  senior
          subordinated  debentures.   This transaction  is also  subject to
          certain conditions  under the above referenced  definitive merger agreement.






































          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Results of Operations for Hook-SupeRx, Inc. and Subsidiaries for the six months and three months ended February 28, 1994, compared to Results of Operations for the six months and three months ended February 28, 1993.


               At February 28, 1994, the Company operated 1,118 drug stores and 33 home health care centers ("HHC"), as compared with 1,165 drug stores and 34 HHCs at February 28, 1993.

               Net  sales of  $1,181.7  million for  the  six months  ended
          February 28, 1994 were approximately $32.3  million or 2.8% above net sales for the same period of the prior year.  Sales increases from  stores opened  one year  or more  were 3.3%  over the  same
          period of the  prior year.   The net sales  for this period  were
          adversely affected  by the  large number  and severity  of winter
          storms in  many of the  states where the  Company operates.   The
          increase in net sales of 2.8%  is less than the comparable  store sales increase as a  result of the Company operating  forty-eight fewer stores this fiscal year as compared to the same time of the prior  year.  During the six  months ended February 28, 1994, the
          Company  opened twenty-one  new  stores and  closed  twenty-seven
          (sixteen  of  which were  closed  in  connection  with the  Asset
          Divestiture  Program  implemented  during  Fiscal  1993  and  the remaining stores were  closed in the normal  course of business), as compared with forty-seven new store openings and fifteen store closings during the same period of the prior year.

               Prescription sales, as a  percentage of net sales, continued
          to increase during  the six months ended February 28,  1994.  For this  period, prescription  sales increased  7.5% over  the prior year  to $612.2 million, which represented 51.8% of net sales, as compared with $569.5 million or 49.5% of net sales for the  prior year.  This sales growth  in prescription sales is a  trend which the Company expects will continue because of the (a) aging of the
          U.S.   population  and   the   corresponding  increased   use  of
          prescription drugs by the  elderly, (b) continued pursuit of  new customer  segments such  as mail  order, nursing  home and  third party payor arrangements,  (c) development of new  pharmaceutical products and new  applications of  existing drugs and,  (d) to  a lesser extent price  inflation for pharmaceuticals.  For  the six months  ended February  28, 1994,  the Company  experienced lower levels of  price inflation  on pharmaceuticals  than in  the same period of the  prior year.  The Company  expects this lower level of price  inflation to  continue,  at least  for the  foreseeable future,  as a result of the increased emphasis placed on limiting price  increases  by  the  pharmaceutical  manufacturers, thereby adversely affecting the rate of the Company's sales growth.

               For  the six  months ended  February 28,  1994, prescription sales to third  party payors increased 16% over the prior year to
          $311.1 million or 50.8% of  total prescription sales, as compared with  $268.1 million or 47.1% of total prescription sales for the same period  of the prior  year.  Excluded  from the  third party sales
																																							8



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)


          amounts  above  are  amounts  received  directly  from  customers pursuant to  third party arrangements which  require the customer to contribute a portion of the sales price.  The Company expects prescription sales to third party payors to continue to increase, both  in absolute terms and as a percentage of total prescription
          sales,  as  a  result  of   anticipated  new  third  party  payor
          arrangements  and  the  continued  migration  of  non-third party
          pharmacy customers  to third  party  plans.   The Company  cannot
          predict when or if any health  care reform will be enacted by the
          Federal  government, or  the form  that such  reform would  take.
          However,  the  Company believes  that  market  forces will  cause prescription sales to third party payors to continue  to increase as  a percentage of  total prescription sales  and any legislated health care  reform may  accelerate that  trend.  The  increasing levels  of third  party  prescription sales  have  resulted in  a decline  in  gross  profit  margin, as  gross  profit  margins on prescription sales to third party payors are typically lower than
          those  on  non-third  party  prescription sales.    In  addition,
          increased competition  has led to declining  gross profit margins on third party prescription sales.  The Company expects the trend of gross profit margin erosion on third party  prescription sales
          to  continue, at least for  the foreseeable future.   The Company
          continues to  develop strategies  to mitigate  this erosion.   In
          addition  to the  adverse effect  third party  prescription sales have on gross profit margin, these sales  are predominately sales on credit.  In  November 1993, the Company implemented  a program to  sell, on  a  continuous basis,  certain  of its  third  party
          accounts  receivable.   The  proceeds from  these  sales will  be
          utilized to reduce borrowings  under the Company's revolving line
          of   credit.    At  February  28,   1994,  third  party  accounts
          receivable,  net  of allowance,  amounted  to  $15.8 million,  as compared with  $57.0 million,  net of  allowance at February  28,
          1993.  The primary reason for the decline in third party accounts receivable from February  28, 1993  to February 28,  1994 is  the accounts receivable sales program discussed above.

               Net  sales for the three  months ended February  28, 1994 of
          $613.9 million increased 1.4% over the same three month period of the prior year.  Sales increases from drug stores opened one year
          or  more were 2.1% for  the same time period.   The net sales for
          the  three  month period  were  adversely affected  by  the large number and severity of winter storms in many of  the states where the Company  operates.  The increase in net sales of 1.4% is less than  the comparable  store sales increase  for the  reason cited
          above.    For the  three month  period  ended February  28, 1994,
          prescription sales increased  5.6% over the prior  year to $309.9 million, which represented 50.5%  of net sales, as  compared with
          $293.5 million or  48.5% of net  sales for the  same three  month period of the prior year.  Prescription sales, as a percentage of net sales, during  this three month period were below the year to date percentage



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)




          discussed above primarily  due to  increased general  merchandise
          sales  attributable to  the Christmas  selling  season.   For the
          three months ended February 28, 1994, sales to third party payors increased 13.4% over the prior year to $158.4 million or 51.1% of total  prescription sales,  as  compared with  $139.8 million  or
          47.6% for the same three month period of the prior year.

               Cost  of merchandise sold, as a percentage of net sales, for the six months  ended February  28, 1994 was  70.3%, as  compared with 69.7%  for the same period  of the prior  year.  One  of the principal  reasons for the  decline in gross  profit margin, from
          30.3%  to 29.7%,  was  the duplicate  warehouse and  distribution expenses incurred by the Company arising from the transition away from  its warehouse  and distribution arrangement  with Peyton's,
          Inc. ("Peyton") for the Company's SupeRx stores into the enlarged
          Midwestern  warehouse  and  distribution center  operated  by the
          Company.    Beginning  in   September  1993,  the  Company  began
          providing  seasonal and  promotional  product to  all its  SupeRx stores  from the  Midwestern  distribution facility  while  still utilizing Peyton as the product source, to the SupeRx stores, for everyday products.  Beginning January 1994, the Company commenced a  gradual  transition  away  from Peyton  for  everyday  product shipment.  Currently, all SupeRx  stores are being serviced,  for seasonal and  promotional products as well  as everyday products, from the enlarged Midwestern  distribution center.  The duplicate warehouse  and distribution  expenses  incurred during  this  six
          month  period  represent  the   cost  of  continuing  the  Peyton
          arrangement for  distribution of everyday products  to the SupeRx stores  during the above referenced transition.  The Company does not expect  to incur  these duplicate warehouse  and distribution expenses in subsequent quarters now that the transition away from
          Peyton is complete.  The remaining decline in gross profit margin was primarily  due to the continuing shift  of prescription sales
          to  lower  gross  margin third  party  prescription  sales.   The
          Company believes  that as the  absolute and percentage  amount of prescription sales  to third party payors  continues to increase, gross  margins will  continue  to be  under downward  pressures.
          Also included in gross profit for the three months and six months ended  February 28, 1994 is  income recognized in connection with the cash prepayment received from one of the Company's vendors in
          January 1994.   See "Liquidity and Capital Resources."    For the
          six months ended February  28, 1994, the Company recorded  a LIFO charge to operations of $3 million, as compared with $4.8 million for the same period of the prior year.








               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)


          The smaller LIFO charge, this year when compared to the same time period  of the prior  year, is the  result of  declining rates of
          inflation   on  the  Company's   inventory  purchases,  primarily
          pharamceuticals.  At February 28, 1994 and 1993, LIFO inventories were approximately $70.3 million and $65.8 million, respectively, less than the amount of such inventories valued on a FIFO basis.

               Cost  of merchandise sold, as a percentage of net sales, for the  three months ended February  28, 1994 amounted  to 69.8%, as compared to  69.3% for the same  three month period  of the prior year.  As was cited earlier, one of the principal reasons for the decline  in gross  profit margin  (from 30.7%  to 30.2%)  was the duplicate warehouse and distribution expenses incurred during the
          three  months ended  February 28, 1994.     For the  three months
          ended February  28,  1994 and  1993,  the Company  recorded  LIFO charges of $.6 million and $1.6 million, respectively.

               Selling,  general   and   administrative  expenses,   as   a
          percentage  of net  sales, for  the six  months and  three months ended February  28, 1994 were  23.0% and 22.3%,  respectively, as compared with 23.4% and 22.5% for the six months and three months
          ended  February 28, 1993, respectively.   The decline in selling,
          general and administrative expenses as a percentage of net sales, for both the six month and three month  period, was primarily due to  more  stringent  cost  control  measures  combined  with  the
          benefits  derived   from  the  Company's   ongoing  consolidation
          efforts, as well as the  elimination of costs previously incurred by  stores which  were  closed as  part  of the  Company's  Asset
          Divestiture  Program undertaken  in  Fiscal 1993.   In  addition,
          during the six month  and three month periods ended  February 28,
          1993,  the Company  opened  significantly more  stores than  were opened  during  the  six  month and  three  month  periods  ended
          February 28,  1994, resulting in increased  advertising and store pre-opening expenses, which  adversely affected selling,  general and administrative  expenses, as a  percentage of net  sales, for the six months and three months ended February 28, 1993.

               Interest expense, as a percentage of net sales, for both the six month and  three month  periods ended February  28, 1994  was
          1.2%, as compared  with 1.4% for  both the  six months and  three months ended February  28, 1993.  This  improvement was primarily the  result  of lower  amounts  outstanding  under the  Company's revolving line  of credit and lower rates of interest on both the
          Company's bank term debt  and the revolving line  of credit.   As
          was  previously  discussed,  on  November 2,  1993,  the  Company implemented a four year program to sell up to $75  million of its health care receivables on a continuous basis.  The proceeds from these sales are applied  to reduce the level of  borrowings under the Company's revolving line of credit.  As of February 28, 1994, the Company has received $36 million in proceeds from such sales.
          In addition, on  January 14,  1994, the Company  received a  cash
          p r e p a y m e n t   o f   $ 4 0    m i l l i o n   f r o m    a

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)



          vendor.    See  "Liquidity and  Capital  Resources."   This  cash
          prepayment  was  applied  to   reduce  the  level  of  borrowings
          outstanding under the revolving line of credit.

               As was  previously indicated, the Company  adopted Statement of Financial  Accounting Standards ("SFAS") No.  109 - Accounting
          for  Income  Taxes, as  of  September  1, 1993.    See  "Notes to
          Consolidated  Financial Statements."   For  the six  months ended
          February 28, 1994, the Company has recorded income tax expense of
          $4.8 million, which was based upon the estimated annual effective tax rate for both Federal and state tax purposes of approximately
          40%.   For the six  months ended  February 28, 1993,  the Company recorded income tax expense of $5.4 million, which was also based upon the estimated annual effective tax rate for both Federal and state  tax purposes of approximately  40%.  Also,  during the six month period ended
          February  28, 1993,  the  Company  utilized  approximately  $13.5
          million  of  net  operating  loss  carryforwards   for  financial
          reporting purposes and  the related tax  benefit of $4.7  million was  reflected  as  an  extraordinary item  in  the  Consolidated
          Statement of Operations and Accumulated Deficit.

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

               The results of operations  for any six month or  three month
          period  are   not  necessarily  indicative  of   the  results  of
          operations for a full fiscal year.

          Liquidity and Capital Resources

               For  the six months ended February 28, 1994, the Company had
          additions  to   property  and  equipment  of  approximately  $6.8
          million,  as compared  with approximately  $19.1 million  for the
          same  period  of the  prior  year.    These  additions  consisted
          primarily  of capital  expenditures  for new  store openings  and remodeling  of existing stores.  The amount reflected for the six months  ended February 28, 1993 includes not only amounts for new store openings  and remodels,  but also  amounts  related to  the
          construction   of   the   enlarged   Midwestern   warehouse   and
          distribution  facility  (approximately $4.4  million),  for which construction was completed in September 1993.  For the six months ended February 28, 1994, the Company opened twenty-one new stores
          and  closed  twenty-seven  (sixteen   of  which  were  closed  in
          connection with  the Asset  Divestiture  Program), compared  with forty-seven new store openings and fifteen closings  for the same time period of the prior year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)


               As of February 28, 1994, the Company has closed or otherwise disposed of 53  stores out of  the total 60 stores  identified as part  of the Asset Divestiture  Program initiated in Fiscal 1993.
          The
          remaining  stores will be  closed during the  balance of calendar
          1994 as those leases expire.  The Company has reduced the reserve
          established   at  the   time  of   the  divestiture   program  by
          approximately  $7.4 million,  which primarily  represents charges relating to lease and other occupancy related payments related to these  closed  stores, the  write-off of  the  net book  value of fixtures,  equipment and  certain  intangible  assets related  to these closed stores, severance  and relocation costs for affected employees and  markdowns incurred relating to  inventory in these
          closed  stores.   At  February  28,  1994,  the  balance  in  the
          restructuring reserve approximates $11.4 million.

               At  February  28,  1994,  the  Company  had  $117.4  million outstanding under the  bank term  loan, of which  $15 million  is reflected  as current portion of  long-term debt and  due on July
          31,  1994.   During the six  months ended February  28, 1994, the
          Company made a required  prepayment of $2.6 million on  this bank term debt based upon  Available Cash Flow with respect  to Fiscal
          1993 cash flow.

               For the six months ended February 28, 1994, borrowings under the  Company's revolving  line  of credit  have  ranged from  $30 million to $98  million, with an  average amount outstanding  for this six month period of $66.5 million,  as compared with a range
          of  $74      million  to  $115  million  and an  average  balance
          outstanding of $94.8  million for the comparable six month period of the  prior year.  On  April 13, 1994,  the balance outstanding under the revolving line  of credit was $10  million.  There  are two  principal reasons for the significant change in the range of the outstanding balance and the average balance outstanding under the revolving line of credit  from the prior year.  The  first is the  health  care receivable  sales  program  implemented by  the
          Company.  As was  previously discussed, on November 2,  1993, the
          Company implemented a four year program to
          sell, on a continuous basis, up to $75 million of its health care receivables.  Proceeds for these such sales during the six months ended February 28, 1994 were $36 million.  The second reason  for the  significant  decline  in  the outstanding  balance  and  the average  balance of  the  revolving line  of  credit is  the  $40 million  cash prepayment received by the Company from a vendor in
          January 1994.  As was discussed in the  Notes to the Consolidated
          Financial  Statements included  in  the Form  10-Q for  the three months ended  November  30, 1993,  the  Company entered  into  an agreement  with  one of  its  vendors which  will  have exclusive rights  to provide  products and  services to  the Company  for a
          period  of  at least  five years.    This agreement  requires the
          Company to purchase  a minimum dollar  amount of products  and/or services from the vendor.  In the event that the  Company has not met this minimum  purchase amount by the  end of five years,  the term  of the agreement is  extended in one  year increments until the  end  of  the year  in  which the  minimum  purchase  is met.
          Pursuant    to    this    agreement,   the    Company    received
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Continued)



          the above mentioned $40 million in cash.  For financial reporting purposes  the  Company  has  reflected this  cash  prepayment  as deferred revenue  and is recognizing  income on a  pro-rata basis over the 60 month term  of the agreement.  At February  28, 1994, the amount of unamortized deferred revenue is $38.8 million.  The terms relating to the Company's purchase of products and services
          from   the  vendor  under  this  agreement,  in  the  opinion  of management,  are  no less  favorable  to  the  Company  than  the
          Company's  arrangements with  the vendor  prior to  entering into this agreement.

               The Company from time to time, reviews the terms of its senior credit facility to determine whether changes should be sought in light of changing circumstances or to take advantage of opportun- ities in the market place.

               In November 1992,  the Financial Accounting  Standards Board
          issued SFAS  No. 112  - Employers' Accounting  for Postemployment
          Benefits.   This statement  establishes accounting standards  for
          employers who  provide benefits to former  or inactive employees, their beneficiaries  or covered dependents, after  employment but before retirement.  Postemployment  benefits include, but are not
          limited  to,  salary   continuation,  supplemental   unemployment
          benefits,   severance   benefits,   disability-related   benefits
          (including workers compensation), job training and counseling and health and welfare benefit continuation.  This statement requires employers  to recognize the  obligation to provide postemployment benefits if the obligation is attributable to employees' services already  rendered, employees'  rights to  these benefits  vest or accumulate,  payment is probable and the amount of the benefit is reasonably estimated.  Currently, the  Company is not required to adopt the provisions of SFAS No. 112 until its fiscal year ending
          August  31, 1995,  however,  it will  consider early  adoption in
          accordance  with the provisions  of this statement.   The Company
          has  completed its initial review  of this statement and believes it  will not have a material  effect on the results of operations upon adoption.

               On April 1, 1994, the Company entered into a definitive merger agreement with Revco D.S., Inc. ("Revco") pursuant to which Revco has agreed, subject to certain conditions, to acquire all of the outstanding common stock of the Company for $13.75 per share. See "Notes to Consolidated Financial Statements".





          PART II - OTHER INFORMATION



          Item 1.   Legal Proceedings

                         None

          Item 2.   Changes in Securities

                         None

          Item 3.   Defaults Upon Senior Securities

                         None

          Item 4.   Submission of Matters to a Vote of Security Holders

                         On January  20, 1994, the registrant conducted its
                    Annual  Meeting  of  Stockholders.     There  were  two
                    issues brought before the stockholders for vote at this
                    meeting.  They were as follows:

                    .    To elect two  directors for a term of three years.
                         The   following   directors  were   nominated  and
                         elected:

                                        Votes "For"    Votes "Withheld"

                    Michael H. Coles    17,470,974          208,401
                    Robert F. Longbine  17,444,290          235,085


                         The following directors' term of office continues after this meeting, and therefore they were not up for election:

                              Philip E. Beekman
                              Patrick A. Thiele
                              Thomas J. Kelly
                              Howard A. Silverstein

                    . Ratification of the Board of Directors' selection of Coopers & Lybrand to serve as the registrant's independent accountant for the fiscal year ending
                         August 31, 1994.

                              Affirmative votes   17,466,741
                              Negative votes         180,185
                              Abstain                 32,449

                    No other issues were brought before the stockholders for a vote.


                             PART II - OTHER INFORMATION
                                     (Continued)


          Item 5.   Other Information

                         None

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                         11.1 Statement Regarding Computation of  Per Share
                              Earnings

                    (b)  Reports on Form 8-K

                         Form  8-K dated as of April 1, 1994.  This current
                         report   disclosed   that   a  definitive   merger
                         agreement  with  Revco  D.S.  Inc.  ("Revco")  was
                         entered into  by  the Company,  pursuant to  which
                         Revco has agreed to acquire all of the outstanding
                         common stock of the Company for $13.75 per share.

































                                      SIGNATURE



               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Hook-SupeRx, Inc.
                                             (Registrant)




          April 14, 1994                     /s/ Timothy M. Mooney
               (date)                        Timothy M. Mooney
                                             Senior Vice President
                                             Chief Financial Officer






































