Form 10-Q
period 1994-05-31
HOOK SUPERX INC
filed 1994-07-15
CIK 823883

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549


                     Quarterly Report under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


          For the Quarter Ended              Commission File Number 1-11122
          May 31, 1994


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

          At June 30, 1994 20,938,195 shares were outstanding.


              The total number of pages included in this filing is 19.
                       The exhibit index is located on page 18.





                                  HOOK-SUPERX, INC.

                                        INDEX



                                                                   PAGE NUMBER

        PART I.   Financial Information

             Item 1.   -    Financial Statements

                  Consolidated Balance Sheets at May 31, 1994
                    and August 31, 1993                                    1

                  Consolidated Statements of Operations and
                    Accumulated Deficit for the three months and
                    nine months ended May 31, 1994 and 1993                3

                  Consolidated Statements of Cash Flows for the nine
                              months ended May 31, 1994 and 1993           4

                  Notes to Consolidated Financial Statements               5


             Item 2.   -    Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                     7



        PART II.  Other Information                                       14
                  Signature                                               15





                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                (dollars in thousands)



                                                May 31, 1994   August 31, 1993

        ASSETS

        Current Assets
             Cash                               $   3,970
             Accounts receivable, less
               allowances for doubtful
               accounts of $12,348
               and $11,786, respectively           43,433      $  73,660
             Inventories                          367,371        337,185
             Prepaid expenses and other
               current assets                      20,240          8,532
                       Total current assets       435,014        419,377



        Property and Equipment
             Land                                   8,285          8,285
             Buildings                             41,862         42,666
             Store improvements                    65,627         65,108
             Fixtures and equipment               142,312        141,830
             Leased property under
               capital leases                      37,569         27,637
             Leasehold interests                  164,285        162,360
                                                  459,940        447,886


             Less allowances for
               accumulated depreciation
               and amortization                  (208,130)      (192,463)
                                                  251,810        255,423


        Other Assets                               41,325         42,799

                                                $ 728,149      $ 717,599







                   See Notes to Consolidated Financial Statements.

                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)

                                              May 31, 1994     August 31, 1993

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
       Notes payable under revolving
          credit commitment                    $  20,000           $  81,000
       Current portion of long-term debt          15,042              17,642
       Current portion of obligations
          under capital leases                     3,303               1,910
       Accounts payable
          Trade                                  131,858             106,406
          Related parties                            718              10,166
       Accrued liabilities
          Payroll and related taxes               52,636              50,305
          State and local taxes
             other than income                    18,854              17,861
          Restructuring costs                      6,544              18,851
          Other                                   42,575              28,543
               Total current liabilities         291,530             332,684

     Long-term debt                              247,358             247,358
     Obligations under capital leases             29,922              23,606
     Deferred credits and other liabilities       67,255              26,497
               Total liabilities                 636,065             630,145

     Commitments and contingency

     Stockholders' Equity
       Preferred stock, par value $.01;
          10,000,000 shares authorized,
          none issued
       Common stock, par value $.01;
          Authorized 100,000,000 shares;
          Issued:  May 31, 1994-20,933,125
                   August 31, 1993-20,839,930        209                 208
       Additional paid in capital                135,344             134,831
       Accumulated deficit                      ( 43,330)           ( 47,440)
       Stockholders' notes receivable           (     21)           (    127)
       Treasury stock, at cost
          (May 31, 1994-49,166 shares;
           August 31, 1993-15,833 shares)       (    118)           (     18)
               Total stockholders' equity         92,084              87,454
                                               $ 728,149           $ 717,599

                   See Notes to Consolidated Financial Statements.

                         HOOK-SUPERX, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Accumulated Deficit (Unaudited)

            CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
           FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 1994 AND 1993
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)

                                                                             Three Months Ended                Nine Months Ended
                                                  May 31,                           May 31,
                                           1994            1993            1994            1993
                                                         (Restated)                     (Restated)
   Net sales                           $  595,562        $ 571,134       $1,777,296     $1,720,530
   Cost of merchandise sold
     including distribution costs         418,857          399,758        1,249,933      1,200,708

       Gross profit                       176,705          171,376          527,363       519,822

   Costs and Expenses
     Selling, general and
       administrative                     139,049          132,550          410,400       401,316
     Rent                                  17,563           16,668           51,395        49,760
     Depreciation and amortization          9,815            8,666           28,549        25,518
     Interest                               6,782            7,577           21,515        23,752
       Income before income taxes,
         extraordinary item and
         cumulative effect of
         accounting change                  3,496            5,915           15,504       19,476
   Income taxes                             1,398            2,254            6,202         7,663
       Income before extraordinary
         item and cumulative effect
         of accounting change               2,098            3,661            9,302        11,813
   Extraordinary item resulting from
     income tax benefit from util-
     izing net operating loss
     carryforward                                            1,467                          6,141
   Cumulative effect of a change
     in method of accounting for
     for income taxes                                                       ( 5,192)
   Cumulative effective of a change
     in method of accounting for
     postretirement benefits other
     than pensions                                                                      (  18,612)
               Net income (loss)       $    2,098        $   5,128         $  4,110    $(      658)


   Income (loss) per share:

   Before extraordinary item and
     cumulative effect of
     accounting change                       $.10        $.17              $ .43            $ .55
   Per share effect of extraordinary
     item resulting from net operating
     loss carryforward                                    .07                                 .29
   Per share effect of cumulative
     effect of accounting change                                            (.24)            (.87)

               Net income (loss) per share   $.10        $.24              $ .19           $(.03)
   Weighted average number of
     shares outstanding                 21,677,703       21,595,529      21,489,037     21,514,372




   Accumulated deficit
     Beginning of period               $(  45,428)       $( 30,995)     $(   47,440)   $(  25,209)
     Net income (loss)                 $    2,098        $   5,128      $     4,110    $(     658)
     End of period                     $(  43,330)       $( 25,867)     $(   43,330)   $(  25,867)

                            See Notes to Consolidated Financial Statements.

                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                       NINE MONTHS ENDED MAY 31, 1994 AND 1993
                                     (UNAUDITED)
                                (dollars in thousands)
                                                   1994           1993
                                                               (Restated)
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                          $  4,110       $(    658)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
        Cumulative effect of a change in
          accounting for income taxes              5,192
        Cumulative effect of a change in
          accounting for postretirement
          benefits other than pensions                            18,612
        Depreciation and amortization             28,549          25,518
        Loss on sale of equipment                  3,308             256
        Proceeds from vendor contract             40,153
        Increase in deferred income taxes       (  8,269)       (  7,781)
        Other, net                              (  3,832)       (    746)
        Changes in operating assets and
          liabilities:
             Increase in accounts receivable    (  8,272)       ( 13,154)
             Increase in inventories            ( 30,186)       (  7,215)
             Increase in prepaid expenses
               and other current assets         (  5,502)       (  4,474)
             Increase (decrease) in
               accounts payable                   16,003        ( 15,595)
             (Decrease) increase in accrued
               liabilities                      (  2,982)          1,206
        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                    38,272        (  4,031)

   CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment         (  9,871)       ( 24,099)
     Proceeds from sale of receivables            36,000
     Proceeds from sale of equipment                  89             337
     Other, net                                    4,966        (  3,290)
        NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                    31,184        ( 27,052)

   CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term borrowings        370,000         368,000
      Reduction of short-term borrowings        (431,000)       (333,000)
      Repayments of long-term debt              (  2,600)       ( 15,125)
      Proceeds from increase in term loan                         15,000
      Repayments of obligations under
        capital leases                          (  2,224)       (  1,243)
      Other, net                                     338             281
        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                  ( 65,486)         33,913

      INCREASE IN CASH                             3,970           2,830
      CASH, BEGINNING OF PERIOD

      CASH, END OF PERIOD                      $   3,970       $   2,830

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

             Inventories are  stated  at the  lower  of  LIFO cost  or  market
        utilizing  the  retail  and  average   cost  methods.        If  these
        inventories  had  been valued  on  the  first-in, first-out  method of
        inventory   valuation,   the   inventory   values   would   have  been
        approximately $71,292  and  $67,287 higher at May 31, 1994 and  August
        31, 1993,  respectively.  The LIFO charge to operations was $1,000 and
        $1,000  for the  three  months  and   $4,005 and  $5,764 for  the nine
        months ended May 31, 1994 and 1993,  respectively.

             The  Company considers all  liquid investments with a maturity of
        three  months or  less when  purchased to be  cash equivalents.   Cash
        paid  for interest  was  $3,689 and  $4,326 for  the three  months and
        $18,029  and $20,141 for the  nine months ended May 31, 1994 and 1993, respectively.
        During the nine  months ended May  31, 1994 the  Company entered  into
        capital   lease  obligations   of  $9,933,   principally  relating  to
        equipment  leased in connection  with the  Company's expansion  to the
        Midwestern distribution facility.  For the  same nine month period  of the  prior  year the  Company entered  into capital  lease obligations amounting to $1,150.

             During the  fourth quarter of  Fiscal 1993,  the Company  adopted
        Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  106  -
        Employers'   Accounting   For   Postretirement  Benefits   Other  Than
        Pensions.   Consistent with  the  provisions of  this statement,  when adoption of this  statement is in  any quarter other  than the  first, the adoption is effective  as of the beginning  of the fiscal  year of
        adoption.    Accordingly,  the  Company  has  restated  the  operating
        results for  the three months and  nine months ended  May 31, 1993  to give effect to this adoption as of the  beginning of the fiscal  year.
        The result  of this restatement  on the three  months and  nine months ended May 31, 1993 was a reduction of $327 and $19,593,  respectively, in  the previously reported net  income for these periods.  The amount
        for the  nine months then ended  principally   reflects the cumulative
        effect of this accounting change.
                                        6

                          HOOK-SUPERX, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                   (dollars in thousands, except per share amounts)


        NOTE B -- Income Taxes

             In  February  1992,  the  Financial  Accounting  Standards  Board
        issued SFAS  No. 109 -  Accounting For Income  Taxes.  This  statement requires a  change from the deferred  method of  accounting for income taxes (as previously  required by Accounting Principles Board  Opinion
        ("APB") No. 11) to the  liability method.  Under the liability method, deferred  income  taxes are  recognized for  the  tax consequences  of
        "temporary  differences"  by  applying  enacted  statutory  tax  rates applicable to future years to  differences between the carrying amount of assets  and liabilities for  financial reporting  purposes and  the
        tax bases of  these assets and liabilities.   Under SFAS No. 109,  the
        effect on  deferred taxes of  a change in  tax rates  is recognized in
        the period that includes the enactment date.   The Company adopted the
        provisions of  SFAS No.  109 on September  1, 1993,  and recorded  the change  in accounting for income  taxes as the cumulative effect of an accounting change  in the  Consolidated Statements  of Operations  for the nine  months ended May 31,  1994.  The  cumulative effect of  this
        adoption was  a charge  of  $5,192 or  $.24  per  share.   Prior  year
        financial statements have not  been restated to  apply the  provisions of SFAS No. 109.

             The  Company's effective income  tax rate  was 40%  for the three months and nine  months ended May 31, 1994,  as compared with 38%  and
        39% for  the  three  months  and  nine  months  ended  May  31,  1993,
        respectively.   The effective  rate differs from the Federal statutory
        rate of 35% primarily due to state and local income taxes.

             During the three months and nine months ended May 31, 1993, the Company utilized $3,470 and $16,970, respectively, of net operating loss carryforwards for financial reporting purposes and the related tax benefits of $1,467 and $6,141 were reflected as an extraordinary item in the Consolidated Statements of Operations for the three months and nine months ended May 31, 1993, respectively.

             Cash paid for income taxes (Federal,  state and local) was $7,704 and $4,170 for the  three months ended and  $9,216 and $5,182  for the
        nine  months ended  May 31, 1994  and 1993, respectively.   During the
        nine months ended  May 31, 1994,  the Company received a  state income tax refund  of $150 and during  the nine months  ended May  31, 1993 a
        Federal  income  tax  refund  of  $1,500  due  to  the  overpayment of estimated income taxes.









                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Results of Operations for Hook-SupeRx, Inc. and Subsidiaries for the nine months and three months ended May 31, 1994, compared to Results of Operations for the nine months and three months ended May
        31, 1993.



             At May 31,  1994, the Company operated  1,116 drug stores and  33 home health care centers ("HHC"), as  compared with 1,159 drug  stores and 34 HHCs at May 31, 1993.

             Net sales of $1,777.3 million for the  nine months ended May  31,
        1994 were approximately $56.8 million or 3.3% above net  sales for the same period  of the prior  year.  Sales  increases from stores  opened one year or more  were 4.2% over  the same  period of the prior  year.
        The increase in  net sales of 3.3% is  less than the comparable  store sales increase as a result of  the Company operating forty-four  fewer stores this  fiscal year  as compared  to the  same time of  the prior year.  During the  nine months ended May 31, 1994, the Company  opened twenty-nine new  stores and  closed thirty-seven  (seventeen of  which
        were  closed  in   connection  with  the  Asset  Divestiture   Program
        implemented during Fiscal  1993 and  the remaining stores were  closed in  the normal course  of business),  as compared  with fifty-five new store openings and twenty-eight store closings during  the same period of the prior year.

             Prescription  sales, as a  percentage of  net sales, continued to increase during the nine months ended May 31, 1994.  For this  period, prescription  sales increased  7.4%  over  the prior  year  to  $929.1 million,  which  represented 52.3%  of  net  sales, as  compared  with
        $865.3  million or 50.3% of net sales for the  prior year.  This sales growth in  prescription sales  is a  trend which  the Company  expects will continue because of  the (a) aging of the U.S. population and the corresponding increased use of prescription drugs by the elderly,  (b)
        continued  pursuit  of  new  customer  segments such  as  mail  order, nursing  home and third  party payor  arrangements, (c) development of new pharmaceutical  products and  new applications  of existing  drugs and, (d) to a  lesser extent price inflation for pharmaceuticals.  For the nine  months ended  May 31,  1994, the  Company experienced  lower levels of price inflation on pharmaceuticals  than in the same  period of the prior  year.  The  Company expects  this lower  level of  price inflation  to continue,  at least  for  the  foreseeable future,  as a result of  the increased emphasis placed  on limiting price  increases by the pharmaceutical  manufacturers, thereby adversely affecting  the rate of the Company's sales growth.

             For  the nine months  ended May  31, 1994,  prescription sales to third  party  payors increased  16%  over  the  prior  year to  $478.6 million or 51.5% of total prescription  sales, as compared with $412.5 million or  47.7% of total prescription  sales for the  same period of the prior  year.  Excluded  from the third  party sales  amounts above are amounts received  directly from customers pursuant to third  party arrangements which  require the  customer to  contribute a portion  of the sales price.  The

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)



        Company  expects prescription sales  to third party payors to continue to increase,  both  in absolute  terms and  as a  percentage of  total prescription sales, as a result of  anticipated new third party  payor arrangements and the  continued migration of non-third party  pharmacy customers to third party  plans.  The Company  cannot predict when  or if any health care  reform will be enacted by the Federal  government,
        or  the  form that  such  reform would  take.   However,  the  Company
        believes  that market forces  will cause  prescription sales  to third party  payors  to  continue  to  increase  as  a  percentage  of total
        prescription  sales  and   any  legislated  health  care  reform   may
        accelerate  that  trend.     The  increasing  levels  of  third  party
        prescription sales have resulted in a  decline in gross profit margin, as gross  profit margins on prescription  sales to  third party payors are typically lower than those on non-third party prescription  sales.
        In addition,  increased competition has  led to declining gross profit
        margins on  third party prescription sales.   The  Company expects the
        trend of  gross  profit margin  erosion  on  third party  prescription sales  to continue, at least  for the foreseeable future.  In addition to  the adverse effect  third party  prescription sales  have on gross
        profit margin,  these sales  are predominately  sales on  credit.   In
        November  1993,  the Company  implemented  a  program  to  sell, on  a continuous  basis, certain  of its  third party  accounts  receivable.
        The proceeds  from these sales will  be utilized  to reduce borrowings
        under the Company's revolving line of credit.   At May 31, 1994, third
        party  accounts  receivable,  net  of  allowance,  amounted  to  $18.2 million, as compared with $56.5 million,  net of allowance at  May 31,
        1993.   The primary  reason for  the decline  in third  party accounts receivable  from  May  31, 1993  to  May  31,  1994  is  the  accounts
        receivable  sales  program  discussed   above.    The   aforementioned
        accounts receivable sales program is  being terminated effective as of the consummation of the  merger of the  Company with Revco D.S. Inc.
        See "Liquidity and Capital Resources."

             Net  sales for  the three  months ended  May 31,  1994 of  $595.6 million increased  4.3% over the same  three month period of the prior year.  Sales increases from drug stores opened  one year or more  were
        4.9%  for the same time period.   The increase in net sales of 4.3% is
        less  than the comparable  store sales  increase for  the reason cited above.  For  the three month period  ended May 31, 1994,  prescription sales increased  7.1% over  the prior  year to  $316.8 million,  which represented  53.2% of net  sales, as  compared with  $295.8 million or
        51.8% of net sales for the same three month  period of the prior year.
          For  the  three months  ended May  31,  1994,  sales to  third party payors increased 15.9% over the prior year to $167.5  million or 52.9%
        of total prescription sales, as compared  with $144.4 million or 48.8%
        for the same three month period of the prior year.

             Cost of merchandise sold, as a  percentage of net sales,  for the nine months ended May  31, 1994 was 70.3%,  as compared with 69.8% for the same  period of the prior year.  One of  the principal reasons for the  decline  in gross  profit margin,  from 30.2%  to 29.7%,  was the duplicate warehouse and distribution expenses incurred by the  Company arising  from the transition away from its  warehouse and distribution arrangement with
                                         9
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)



        Peyton's,  Inc. ("Peyton")  for the  Company's SupeRx  stores into the enlarged Midwestern warehouse and distribution center operated by  the
        Company.   Beginning in September  1993, the  Company began  providing seasonal  and promotional product  to all  its SupeRx  stores from the
        Midwestern distribution facility  while still utilizing Peyton as  the
        product  source,  to   the  SupeRx  stores,  for  everyday   products.
        Beginning January  1994, the  Company commenced  a gradual  transition
        away from  Peyton for everyday product  shipment.   Effective April 1,
        1994,   all  SupeRx  stores  are  being  serviced,  for  seasonal  and promotional products as  well as everyday  products, from the enlarged
        Midwestern  distribution   center.    The   duplicate  warehouse   and
        distribution   expenses  incurred   during  this   nine  month  period
        represent  the   cost  of  continuing   the  Peyton  arrangement   for
        distribution of  everyday  products to  the SupeRx  stores during  the
        above  referenced transition.   The Company  does not  expect to incur
        these  duplicate  warehouse and  distribution  expenses  in subsequent quarters  now that the  transition away from Peyton  is complete.  The remaining decline  in gross  profit margin  was primarily  due to  the continuing  shift of  prescription sales  to lower  gross margin third party prescription sales.  The Company  believes that as the  absolute and  percentage amount  of prescription  sales to  third  party payors continues  to  increase,  gross margins  will  continue  to  be  under
        downward pressures.     Also included  in gross profit  for the  three
        months and  nine months  ended May  31, 1994  is income recognized  in
        connection  with  the  cash  prepayment  received   from  one  of  the
        Company's  vendors  in  January 1994.    See  "Liquidity  and  Capital
        Resources."    For  the nine  months ended May 31,   1994, the Company
        recorded a  LIFO charge  to operations  of $4.0  million, as  compared with  $5.8 million for the same period of the prior year.  The smaller
        LIFO charge, this year  when compared to  the same time period of  the prior  year, is  the result  of declining  rates  of inflation  on the
        Company's inventory purchases, primarily pharamceuticals.  At May  31,
        1994 and 1993, LIFO  inventories were approximately  $71.3 million and
        $66.8 million, respectively, less than the amount of such  inventories valued on a FIFO basis.

             Cost  of merchandise sold, as a percentage of  net sales, for the three  months ended  May 31,  1994 amounted  to 70.3%  as compared  to
        70.0%  for the same three month  period of the  prior year.   For each
        of the three months ended May 31, 1994 and 1993, the Company  recorded a LIFO charge of $1.0 million.

             Selling, general and administrative expenses, as a percentage  of net sales,  for the nine  months and three  months ended  May 31, 1994 were 23.1%  and 23.4% respectively, as  compared with  23.3% and 23.2%
        for  the  nine  months   and  three  months  ended   May  31,    1993,
        respectively.   The  decline in  selling, general  and  administrative
        expenses as a percentage  of net sales, for the nine month period, was primarily due  to more stringent cost  control measures combined  with the benefits derived from


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)


        the  Company's consolidation  efforts, as  well as  the elimination of costs previously incurred by  stores which were closed  as part of the
        Company's Asset  Divestiture Program undertaken  in Fiscal  1993.   In
        addition, during  the  nine month  period ended  May  31,   1993,  the
        Company opened  significantly more stores  than were opened during the
        nine  month  period  ended   May  31,  1994,  resulting  in  increased
        advertising and store pre-opening  expenses, which adversely  affected selling, general and  administrative expenses, as a percentage of  net sales, for the nine months ended May 31, 1993.

             Interest expense,  as a  percentage of  net sales,  for both  the nine  month and three  month periods  ended May 31, 1994  was 1.2% and
        1.1%, respectively,  as  compared with  1.4%  and  1.3% for  the  nine
        months and  three  months ended  May  31,  1993, respectively.    This
        improvement  was primarily  the result  of lower  amounts  outstanding under the  Company's  revolving line  of  credit  and lower  rates  of interest  on both the Company's  bank term debt and the revolving line
        of  credit.   As was  previously discussed,  on November 2,  1993, the
        Company implemented a four  year program to sell up to $75 million  of its health care receivables on a continuous  basis.  The proceeds from these  sales are applied to  reduce the level of  borrowings under the
        Company's revolving line of credit.   As of May 31,  1994, the Company
        has received  $36 million in  proceeds from such sales.   In addition,
        on  January 14, 1994,  the Company  received a cash  prepayment of $40
        million from a vendor.  See  "Liquidity and Capital Resources."   This
        cash  prepayment  was  applied  to  reduce  the  level  of  borrowings outstanding under the revolving line of credit.

             As was  previously indicated,  the Company  adopted Statement  of
        Financial  Accounting Standards  ("SFAS")  No. 109  -  Accounting  for
        Income  Taxes, as of  September 1, 1993.   See  "Notes to Consolidated
        Financial  Statements."  For the  nine months ended May  31, 1994, the
        Company  has recorded income  tax expense  of $6.2  million, which was based upon the estimated  annual effective tax  rate for  both Federal
        and state tax purposes of  approximately 40%.   For  the nine  months
        ended  May 31, 1993, the Company recorded income tax  expense of $7.7 million,  which was also based upon  the estimated annual effective tax rate for  both Federal  and state tax  purposes of  approximately
        40%.   Also, during the  nine  month period  ended  May  31,  1993, the Company  utilized approximately $17.0  million of net  operating loss carryforwards  for financial  reporting purposes  and  the related tax  benefit of  $6.1 million  was reflected as  an extraordinary  item in  the Consolidated Statement of Operations and
        Accumulated Deficit.

             During  the fourth  quarter of  Fiscal 1993,  the Company adopted
        SFAS  No. 106  -  Employers' Accounting  for  Postretirement  Benefits
        Other  Than  Pensions.    Consistent  with  the   provisions  of  this
        statement,  when adoption of  this statement  is in  any quarter other than the first, the adoption is effective as  of the beginning of  the
        fiscal year,  September  1,  1992 in  this instance.    See "Notes  to
       Consolidated Financial Statements."
                                          11

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)



             The results of operations for any nine month or three month period are not necessarily indicative of the results of operations for a full fiscal year.

        Liquidity and Capital Resources

             For  the  nine  months  ended  May  31,  1994,  the  Company  had additions  to property and equipment of approximately $9.9 million, as compared with approximately $24.1 million for  the same period of  the
        prior  year.     These  additions   consisted  primarily  of   capital
        expenditures  for  new  store  openings  and  remodeling  of  existing stores.  The amount  reflected for the nine months ended May 31,  1993 includes  not only amounts  for new  store openings  and remodels, but also  amounts related to  the construction  of the enlarged Midwestern warehouse  and  distribution  facility,  for  which  construction  was completed in September 1993.  For the nine  months ended May 31, 1994, the  Company opened  twenty-nine new  stores and  closed  thirty-seven
        (seventeen  of  which   were  closed  in  connection  with  the  Asset
        Divestiture Program), compared with fifty-five new store openings  and twenty-eight closings for the same time period of the prior year.

             As of  May 31, 1994, the Company has closed or otherwise disposed of  the  majority  of  the  stores  identified as  part  of  the Asset
        Divestiture Program initiated  in Fiscal 1993.   The  remaining stores
        will be  closed during the  balance of calendar  1994 as  those leases expire.  The Company  has reduced the reserve established at the  time of  the divestiture  program  by approximately  $12.3  million,  which primarily represents  charges relating  to lease  and other  occupancy related payments related to these closed  stores, the write-off of the net book  value of fixtures, equipment  and certain intangible  assets related to  these closed  stores, severance  and relocation costs  for affected employees  and markdowns  incurred relating  to inventory  in
        these  closed   stores.    At  May   31,  1994,  the  balance  in  the
        restructuring reserve approximates $6.5 million.

             At May  31,  1994,  the Company  had $117.4  million  outstanding under  the bank  term  loan, of  which  $15 million  is  reflected  as
        current portion of long-term  debt and due  on July 31, 1994.   During
        the nine  months  ended  May 31,  1994, the  Company  made a  required
        prepayment of  $2.6    million  on  this  bank term  debt  based  upon
        Available Cash Flow with respect to Fiscal 1993 cash flow.

             For the  nine months  ended May  31, 1994,  borrowings under  the
        Company's  revolving line  of credit  have ranged from  $10 million to
        $98 million,  with an average amount  outstanding for  this nine month period of $52.2 million,  as compared with a  range of $90  million to
        $101 million and an average balance  outstanding of $95.3 million  for
        the comparable  nine month  period of  the prior  year.   On July  12,
        1994, the balance outstanding under the  revolving line of credit  was
        $21 million.   There  are two  principal reasons  for the  significant
        change  in  the range  of  the  outstanding  balance  and the  average balance outstanding under the revolving line  of credit from the prior year.  The first is the health
                                          12

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)



        care receivable  sales program  implemented by  the Company.   As  was
        previously discussed, on  November 2, 1993, the Company implemented  a four year program to  sell, on a continuous  basis, up to  $75 million
        of  its health care receivables.   Proceeds from such sales during the
        nine months ended  May 31, 1994 were  $36 million.  The aforementioned account receivable  sales program  is being  terminated in  connection
        with  the merger  of the  Company with  Revco D.S.  Inc.    The second
        reason for the significant decline in  the outstanding balance and the average balance  of the revolving  line of credit  is the $40  million cash  prepayment received  by the  Company  from  a vendor  in January
        1994.   As was  discussed in  the Notes to  the Consolidated Financial
        Statements included  in  the Form  10-Q  for  the three  months  ended
        November  30, 1993, the Company entered into an  agreement with one of its vendors which will have exclusive  rights to provide products  and
        services to the  Company for a  period of  at least five years.   This
        agreement requires the Company to purchase  a minimum dollar amount of
        products  and/or services  from the  vendor.   In  the event  that the
        Company has not met  this minimum purchase amount  by the end  of five years,  the term of the  agreement is extended in  one year increments until  the end  of the  year in  which the  minimum purchase  is  met.
        Pursuant to  this agreement, the  Company received the above mentioned
        $40  million in cash.   For  financial reporting  purposes the Company
        has  reflected  this  cash  prepayment  as  deferred  revenue  and  is recognizing income on a pro-rata basis over the  60 month term of  the
        agreement.   At  May 31,  1994,  the  amount of  unamortized  deferred
        revenue  is  $36.8 million.    The  terms  relating to  the  Company's
        purchase  of  products  and  services   from  the  vendor  under  this
        agreement, in the opinion of  management, are no less favorable to the
        Company  than the  Company's arrangements  with  the vendor  prior  to entering into this agreement.

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



                                          13



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)



        1995, however, it will consider early adoption in accordance with the provisions of this statement. The Company has completed its initial review of this statement and believes it will not have a material effect on the results of operations upon adoption.

             On April  1, 1994, the Company  entered into  a definitive merger agreement with Revco D.S., Inc. ("Revco")  pursuant to which Revco has
        agreed,  subject  to  certain  conditions,  to  acquire  all  of   the
        outstanding common stock  of the  Company for  $13.75 per  share.   On
        July 8,  1994, a special meeting  of the  stockholders of Hook-SupeRx,
        Inc. was  convened  for the  purpose  of  approving and  adopting  the
        Agreement  and Plan  of Merger,  dated  March  31, 1994,  between HSI,
        Revco  and HSX  Acquisition Corp.  and the  transactions  contemplated thereby (the "Special Meeting").  At  the Special Meeting, a  majority of  the stockholders of  record as  of June 7, 1994  (the record date)
        voted for the approval and adoption  of the above referenced Agreement and  Plan of Merger  and the  transactions contemplated  thereby.  The
        Company  expects  that the  merger  will  be  consummated  as soon  as possible after  the expiration of the  waiting period  under the Hart-
        Scott-Rodino Antitrust Improvements Act of 1976, which waiting  period is scheduled to expire on July 14, 1994.


                                          14





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

















                                          15




                                      SIGNATURE



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Hook-SupeRx, Inc.
                                           (Registrant)




        July 14, 1994                      /s/ Timothy M. Mooney
             (date)                        Timothy M. Mooney
                                           Senior Vice President
                                           Chief Financial Officer






































                                          16

